Form 10-K/A
period 1994-10-31
INTERTRANS CORP
filed 1995-03-07
CIK 737573

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 FORM 10-K/A

                               Amendment No. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (MARK ONE)
     /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED OCTOBER 31, 1994 [Fee Required], OR

    / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                         COMMISSION FILE NUMBER 0-13081

                             INTERTRANS CORPORATION
             (Exact name of registrant as specified in its charter)

                    TEXAS                                       75-1605156
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                   Identification Number)

        125 E. JOHN CARPENTER FREEWAY, SUITE 900, IRVING, TEXAS  75062
         (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (214) 830-8888

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to the Registrant's Form 10-K. / /

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $225,548,930 as of February 28, 1995, based upon the closing price of such stock as reported in the National Market System of the National Association of Securities Dealers Automated Quotations Systems ("NASDAQ") on that day.

     There were 11,420,199 shares of common stock, no par value, of Intertrans Corporation outstanding at February 28, 1995.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                            INTERTRANS CORPORATION
                         ANNUAL REPORT ON FORM 10-K/A
                               AMENDMENT NO. 1

                          FOR THE FISCAL YEAR ENDED
                               OCTOBER 31, 1994



                              TABLE OF CONTENTS



PART III                                                                       PAGE
Item 10     Executive Officers and Directors of the Registrant . . . . . . . .   1

               Executive Officers and Directors  . . . . . . . . . . . . . . .   1
               Compliance with Section 16(a) of Securities Exchange Act  . . .   2
                of 1934


Item 11     Executive Compensation . . . . . . . . . . . . . . . . . . . . . .   3

               Annual and Long-Term Compensation . . . . . . . . . . . . . . .   3
               Option Grants . . . . . . . . . . . . . . . . . . . . . . . . .   4
               Option Exercises and Year-End Option Values . . . . . . . . . .   4
               Compensation of Directors . . . . . . . . . . . . . . . . . . .   4
               Stock Option Plans  . . . . . . . . . . . . . . . . . . . . . .   5
               Compensation Committee Report on Executive Compensation . . . .   7
               Compensation Committee Interlocks and Insider Participation
                in Compensation Decisions  . . . . . . . . . . . . . . . . . .   8
               Shareholder Return Performance Graph  . . . . . . . . . . . . .   9


Item 12     Security Ownership of Certain Beneficial Owners and Management . .  10

               Security Ownership of Certain Beneficial Owners . . . . . . . .  10
               Security Ownership of Management  . . . . . . . . . . . . . . .  10


Item 13     Certain Relationships and Related Transactions . . . . . . . . . .  12

               Certain Employment Agreements and Related Arrangements  . . . .  12
               Certain Business Relationships  . . . . . . . . . . . . . . . .  13


                                            (i)

                                   PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and directors of Intertrans Corporation ("Intertrans") as of February 28, 1995, and certain information about them, are set forth below:

                NAME           AGE                POSITION HELD WITH INTERTRANS
        ---------------------  ---     ---------------------------------------------------
        Sam N. Wilson          59      Chairman of the Board and Chief Executive Officer
        Carsten S. Andersen    51      President and Director
        W. Ted Minick          54      Director
        Sheldon Frankel        58      Director
        Cesareo Llano          55      Director
        David R. Pulk          47      Senior Vice President
        John R. Witt           44      Chief Financial Officer

     All directors hold office until the next annual meeting of shareholders following their election and until their successors are duly elected and qualified. All officers serve at the discretion of the Intertrans Board of Directors.

     Sam N. Wilson, a founder of Intertrans, has been Chairman of the Board since its incorporation in 1978 and resumed duties as Chief Executive Officer of Intertrans in August 1992, at the request of the Intertrans Board of Directors. Mr. Wilson has served Intertrans in various senior management positions at different times, including President. From May 1975 to September 1980, Mr. Wilson served as Vice President of Circle Airfreight Corporation, a large international freight forwarding concern and a subsidiary of The Harper Group, Inc. For more than seventeen years prior thereto, Mr. Wilson served in various managerial capacities with Texas Instruments, Inc., including five years as an International Distribution Manager.

     Carsten S. Andersen has served as President of Intertrans since August 1992 and has been a director since March 1987. Mr. Andersen has also served in other senior management positions at various times, including Executive Vice President from June 1989 to August 1992 and President and Chief Operating Officer from February 1987 to June 1989. From September 1983 to February 1987, Mr. Andersen served as Vice President of Intertrans. From September 1981 to September 1983, he was President of Time Manager U.S.A., Inc., a consulting firm specializing in productivity and personnel planning. From June 1976 to August 1981, Mr. Andersen was with The Harper Group, Inc., with duties including Director of Financial Planning, Director of North America Operations and Senior Vice President of Operations of Circle Airfreight Corporation.

     W. Ted Minick has been a director of Intertrans since January 1981. From 1976 to the present time, Mr. Minick has been a director and shareholder of the law firm of Winstead Sechrest & Minick P.C., Houston, Texas, which law firm serves as independent legal counsel to Intertrans.

     Sheldon Frankel has been a director of Intertrans since December 1980. From 1966 to the present time, Mr. Frankel has been a certified public accountant with the accounting firm of Fox, Byrd, Golden & Frankel (and its predecessors), Dallas, Texas, which accounting firm provides certain accounting services to Intertrans.

     Cesareo Llano has been a director of Intertrans since March 1992, with special responsibility for Intertrans' Latin American operations conducted primarily through its Stair Cargo Services division, headquartered in Miami, Florida. Mr. Llano has also served as Chairman of the Board of Stair Cargo Services, Inc. since its incorporation in 1977 and as President from January 1977 to March 1993. Stair Cargo Services, Inc. was acquired by Intertrans on June 14, 1991, and was merged into Intertrans on January 7, 1994. From 1961 to 1976, Mr. Llano was Executive Vice President of Frontier Freight Forwarders, Inc. and was a Director of Terrabank, N.A. from 1985 to 1990. He was also past President of the Florida Customs Brokers & Forwarders Association, Director of the International Air Freight Forwarders Association and a member of the Advisory Board of the National Customs Brokers & Forwarders Association.

     David R. Pulk has served as Senior Vice President of Intertrans since February 1987. From December 1983 to February 1987, Mr. Pulk served as Vice President of Intertrans. From August 1981 to December 1983, Mr. Pulk was a Vice President of Air Express International, Inc. and was responsible for development of new services and marketing. From June 1970 to August 1981, Mr. Pulk was employed by Circle Airfreight Corporation in various capacities. In 1978, Mr. Pulk was elected Vice President of Circle Airfreight Corporation and in 1980, he was elected Senior Vice President in charge of sales and marketing within the United States. When he terminated his employment with Circle Airfreight Corporation in 1981, Mr. Pulk was also Director of Overseas Operations.

     John R. Witt, Chief Financial Officer, joined Intertrans in March 1992. From 1988 to 1992, Mr. Witt held the position of Executive Vice President and Chief Financial Officer of Mr. Gatti, Inc., a 300-unit restaurant chain. From 1983 to 1988, he was Executive Vice President of Dalcor Financial, Inc., a Dallas, Texas based real estate and venture capital investment firm. Prior to 1983, Mr. Witt was a manager with the accounting firm of KPMG Peat Marwick LLP.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires Intertrans' directors and executive officers, and persons who beneficially own more than 10% of a registered class of Intertrans' equity securities to file reports of ownership and changes on Forms 3, 4 and 5 (and amendments thereto) with the SEC and the National Association of Securities Dealers, Inc. Directors, executive officers and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish Intertrans with copies of all filed Forms 3, 4 and 5.

     Based solely on Intertrans' review of the copies of such forms received and representations that no other reports were required, Intertrans believes that all of its directors, executive officers and greater than 10% shareholders complied with all filing requirements applicable to them with respect to transactions during fiscal 1994, except that Brent R. Burns inadvertently failed to file one Form 4 reporting a gift in a timely manner and Sheldon Frankel, W. Ted Minick, Charles F. Schroeder III and John R. Witt each inadvertently failed to file one Form 5.

ITEM 11. EXECUTIVE COMPENSATION

ANNUAL AND LONG-TERM COMPENSATION

     The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities for the years ended October 31, 1994, 1993, and 1992, paid to the Chief Executive Officer and the other executive officers of Intertrans who received in excess of $100,000 in total annual salary and bonus for fiscal 1994 (the "Named Intertrans Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM
                                                                            COMPENSATION
                                          ANNUAL COMPENSATION          -----------------------
                                   ---------------------------------   RESTRICTED   SECURITIES
                                                        OTHER ANNUAL     STOCK      UNDERLYING
    NAME AND PRINCIPAL                                  COMPENSATION    AWARD(S)     OPTIONS      ALL OTHER
         POSITION           YEAR    SALARY     BONUS        (1)           (2)        GRANTED     COMPENSATION
- - --------------------------  ----   --------   -------   ------------   ----------   ----------   ------------
Sam N. Wilson               1994   $200,000   $     0        --            --               0         --
  Chairman and Chief        1993    200,000         0        --            --               0         --
  Executive Officer         1992    136,600         0        --            --         500,000         --
Carsten S. Andersen         1994   $200,000   $     0        --            --               0         --
  President                 1993    200,000         0        --            --               0         --
                            1992    183,294         0        --            --         300,000         --
David R. Pulk               1994   $175,000   $15,000        --            --               0         --
  Senior Vice President     1993    175,000         0        --            --          25,000         --
                            1992    167,679     4,992        --            --               0         --
John R. Witt                1994   $106,104   $12,500        --            --           5,000         --
  Chief Financial Officer   1993    103,000    12,500        --            --          25,000         --
                            1992     65,897         0        --            --          46,000         --


- - ---------------

(1) The value of the perquisites and other personal property for the listed officers did not exceed the lesser of either (a) $50,000 or (b) 10% of the total annual salary and bonus of such officers. Therefore, no such amounts are reported.

(2) Share amounts have been adjusted to reflect a two-for-one share dividend which was issued to all holders of record of common stock, no par value, of Intertrans ("Intertrans Common Stock") as of June 7, 1993. Intertrans has not issued stock appreciation rights or restricted stock awards.

OPTION GRANTS

     The following table sets forth certain information regarding options granted to the Named Intertrans Officers during the fiscal year ended October 31, 1994:
                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                 POTENTIAL
                                                INDIVIDUAL GRANTS                           REALIZABLE VALUE AT
                          -------------------------------------------------------------       ASSUMED ANNUAL
                                                 PERCENT OF                                   RATES OF STOCK
                              NUMBER OF             TOTAL                                   PRICE APPRECIATION
                              SECURITIES       OPTIONS GRANTED   EXERCISE                   FOR OPTION TERM(2)
                              UNDERLYING       TO EMPLOYEES IN   PRICE PER   EXPIRATION     -------------------
          NAME            OPTIONS GRANTED(1)     FISCAL YEAR       SHARE        DATE          5%          10%
- - ------------------------  ------------------   ---------------   ---------   ----------     -------     -------
John R. Witt............         5,000               2.6%         $ 12.125     10/6/04      $38,127     $96,621

- - ---------------
(1) The stock options granted to Mr. Witt vest over a three (3) year period in equal amounts beginning one (1) year after the date of grant and have a term equal to ten (10) years from the date of grant. The exercise price of the options granted to Mr. Witt was equal to the fair market value of the Intertrans Common Stock on the date of grant.

(2) The amounts set forth under "Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term" reflect required disclosures pursuant to regulations of the SEC. The actual value realized, if any, could be more or less than the assumed values depending upon the performance of the stock. The values disclosed are not intended to be, and should not be interpreted by investors as, representations or projections of future value or price of the Intertrans Common Stock. APB Opinion No. 25 states that no compensation is received by an employee upon grant of a stock option where the option price is equal to or higher than the quoted market price on the date of grant. Accordingly, Intertrans has recorded no compensation expense related to the grant of such stock options.

OPTION EXERCISES AND YEAR-END OPTION VALUES

     The following table sets forth certain information with respect to options exercised during the fiscal year ended October 31, 1994, by the Named Intertrans Officers and the value of unexercised options held by the Named Intertrans Officers at October 31, 1994:

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                            OPTIONS EXERCISED             NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED
                              IN FISCAL 1994                   OPTIONS AT                 IN-THE-MONEY OPTIONS
                        --------------------------          OCTOBER 31, 1994             AT OCTOBER 31, 1994(1)
                        SHARES ACQUIRED    VALUE       ---------------------------     ---------------------------
         NAME             ON EXERCISE     REALIZED     EXERCISABLE   UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
- - ----------------------- ---------------   --------     -----------   -------------     -----------   -------------
Sam N. Wilson..........           0       $      0       333,333        166,667        $ 1,562,498   $  781,252
Carsten S. Andersen....      42,105        426,313       276,845        100,000          1,657,401       46,875
David R. Pulk..........      30,000        236,250        37,167         16,667            242,171       54,168
John R. Witt...........       8,000         52,000        30,999         37,001            168,745      156,880

- - ---------------
(1) The value is based on the closing price on the Nasdaq National Market of Intertrans Common Stock on that date.

COMPENSATION OF DIRECTORS

        In accordance with the terms of the Intertrans Corporation 1992 Nonqualified Stock Option Plan adopted by the Board of Directors on December 11, 1992, and approved by the shareholders on March 30, 1993, directors of Intertrans who are not employed by Intertrans (or any affiliate of Intertrans) are eligible to receive nonqualified stock options to purchase shares of Intertrans Common Stock based on the number of meetings attended during the year, up to a maximum of 6,000 shares per year. The exercise price of any options granted to nonemployee directors may not be less than the fair market value of the Intertrans Common Stock on the date of grant of the option.

     Intertrans reimburses all directors for their expenses incurred in attending meetings as well as other expenses incurred in connection with their service as directors of Intertrans.

STOCK OPTION PLANS

     In December 1983, Intertrans adopted the 1983 Incentive Stock Option Plan (the "1983 ISO Plan"), pursuant to which 693,000 shares of Intertrans Common Stock have been reserved for issuance. In September 1984, Intertrans adopted the 1984 Incentive Stock Option Plan (the "1984 ISO Plan"), pursuant to which 750,000 shares of Intertrans Common Stock have been reserved for issuance. In December 1987, Intertrans adopted the 1987 Flexible Stock Option Plan (the
"1987 Flexible Plan"), pursuant to which 750,000 shares of Intertrans Common Stock have been reserved for issuance. In January 1990, Intertrans adopted the 1990 Incentive Stock Option Plan (the "1990 ISO Plan"), pursuant to which 1,500,000 shares of Intertrans Common Stock have been reserved for issuance. In December 1992, Intertrans adopted the 1992 Nonqualified Stock Option Plan (the "1992 Plan"), pursuant to which 1,200,000 shares of Intertrans Common Stock have been reserved for issuance. The 1983 ISO Plan, the 1984 ISO Plan and the 1990 ISO Plan are hereinafter collectively referred to as the "ISO Plans." The ISO Plans, the 1987 Flexible Plan and the 1992 Plan are hereinafter collectively referred to as the "Intertrans Stock Option Plans." The shares of Intertrans Common Stock reserved for issuance under the Intertrans Stock Option Plans have been proportionately adjusted, as necessary, to reflect the three-for-two share dividend effected February 17, 1987, and the two-for-one share dividend effected June 7, 1993. The options granted under the ISO Plans are intended to qualify as "incentive stock options" within the meaning of
Section 422A of the Code. The 1987 Flexible Plan provides for the issuance of both incentive stock options and nonstatutory stock options. The 1992 Plan provides for the issuance of nonstatutory stock options.

     Incentive stock options may be granted under the ISO Plans and the 1987 Flexible Plan to key employees of Intertrans, including officers and directors who are employees of Intertrans. Stock options may be granted under the 1992 Plan to directors who are not employees and to officers of Intertrans. Under the 1992 Plan, nonemployee directors receive an option to purchase 6,000 shares of Intertrans Common Stock each year on November 1, subject to reduction to the extent such director was unable to attend scheduled director meetings.

     The ISO Plans, the 1987 Flexible Plan and the 1992 Plan may be administered by the Board of Directors, a majority of whom are disinterested persons, or a committee appointed by the Board of Directors composed of no less than three directors who are disinterested persons. A committee comprised of Sheldon Frankel and W. Ted Minick currently administers the ISO Plans, the 1987 Flexible Plan and the 1992 Plan. The Board of Directors or the committee administering the plans designates the optionees, the date of grants and the exercise prices.

     The exercise price of any incentive stock options granted may not be less than the fair market value of the Intertrans Common Stock on the date of grant of the option. The exercise price of any nonstatutory stock option granted to nonemployee directors under the 1992 Plan may not be less than the fair market value of the Intertrans Common Stock on the date of grant of the option. The exercise price of any nonstatutory stock options granted under the 1987 Flexible Plan and the 1992 Plan (except with respect to nonemployee directors) shall be determined from time to time in the sole discretion of the Board of Directors or the committee administering such plan. Under the ISO Plans, options may not be granted to any person who owns shares representing in excess of 10% of the total combined voting power of all classes of stock of Intertrans on the date of grant of the options. With respect to the 1987 Flexible Plan, no options may be granted to any person who owns shares representing in excess of 5% of the total combined voting power of all classes of stock of Intertrans as of the date of grant of the options.

     Options granted under ISO Plans become exercisable with respect to one-third of the shares subject to such options on the date one year subsequent to the date of grant of such options. Thereafter, options become exercisable with respect to an additional one-third of such shares on each of the dates two years and three years, respectively, following the date of grant of such options. Options granted under the ISO Plans remain exercisable until exercise or termination. All options granted pursuant to the 1983 ISO Plan and the 1984 ISO Plan terminate on the eighth anniversary of the date of grant and options granted pursuant to the 1990 ISO Plan terminate on the tenth anniversary of the date of grant.

     Options granted under the 1987 Flexible Plan become fully exercisable beginning on the second anniversary date of the date upon which such options are granted. Options granted under the 1987 Flexible Plan remain exercisable until exercise or termination. All options granted under the 1987 Flexible Plan terminate on the tenth anniversary of the date of grant.

     Options granted under the 1992 Plan to nonemployee directors become exercisable immediately on grant. Except in the case of termination or a change in control, options granted to officers under the 1992 Plan become exercisable as set forth in the option agreement entered into with each option recipient. In the event of a termination or change in control of Intertrans, a holder of an option will be entitled to (a) all or a portion of the full number of shares not previously exercised, without regard to the period of exercisability, or (b) retain the option or accept in substitution for a new option covering the appropriate number of shares of the successor corporation or entity to the extent the holder of such option has elected not to exercise the option. All options granted under the 1992 Plan terminate on the tenth anniversary of the date of grant or, with respect to options granted to officers, such earlier date as the committee administering such options may determine.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors has furnished the following report on executive compensation:

          Intertrans has continued its policy of structuring executive officer compensation to provide competitive annual base salaries and benefits, supplemented with incentives in the form of awards of stock options and, to a lesser extent, cash bonuses. As previously reported, the emphasis on stock options as a reward for performance and as an incentive for future performance, in preference to cash bonuses and other immediate compensatory benefits, tends to align the interests of the executives and Intertrans' shareholders, an important goal of Intertrans' compensation strategy. Such a strategy provides executive officers with a "personal stake" in the financial and operating performance of Intertrans, and they are thus encouraged to enhance productivity and efficiencies in their respective areas of responsibility. Further, grants of stock options which are not immediately exercisable in full, but which become exercisable over time (typically three years), encourage executives to remain with Intertrans and to associate their personal financial well being with the financial and operating performance of Intertrans. The Committee considers the total compensation (earned or potentially available) of each executive officer in establishing each element of compensation.

          In 1992, the Compensation Committee negotiated and structured multi-year compensation arrangements with Carsten S. Andersen, the President of Intertrans, and (acting without the participation of Mr. Wilson) Sam N. Wilson, the Chief Executive Officer of Intertrans. Messrs. Andersen and Wilson remain subject to the employment agreements negotiated in 1992, and their compensation has remained unchanged.

          In the early part of each fiscal year, the Committee reviews and approves, with any modifications it deems appropriate, an annual salary plan for Intertrans' senior executives, including the Chief Executive Officer. The salary plan is developed under the direction of the Chief Executive Officer based on performance judgments as to past and expected future contributions of the individual executives. In addition, the Committee considers information on compensation paid by competitors, to the extent available. Although the Chief Executive Officer's compensation is currently set in a three-year employment contract, it remains the Committee's responsibility (acting without the participation of Mr. Wilson) to review and fix the base salary of the Chief Executive Officer based upon competitive compensation data and the Committee's assessment of his performance and its expectation as to his future contributions in leading Intertrans. Inasmuch as stock options are a significant component of the Chief Executive Officer's compensation arrangement, no adjustment was made in 1994.

          All senior executives participate in Intertrans' stock option plans, under which granted options typically vest over three years. Intertrans has employed stock options as a means to reward and provide incentives for key employees since 1983. Intertrans believes the stock options are a highly effective means of compensating and motivating employees, as evidenced by Intertrans' historically strong financial and operating performance. During fiscal 1994, stock option committees comprised of disinterested directors considered stock option grants to various key employees and approved grants of options to a number of employees. No additional options were granted to the Chief Executive Officer or the President.

                                          Members of the Compensation Committee

                                                  Sam N. Wilson
                                                  W. Ted Minick
                                                 Sheldon Frankel

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     Sam N. Wilson, a member of the Compensation Committee, served as Chief Executive Officer and Chairman of the Board of Intertrans during the last fiscal year.

     W. Ted Minick, a member of the Compensation Committee, is a director and shareholder of Winstead Sechrest & Minick P.C., a law firm that was retained during the last fiscal year and currently serves as independent legal counsel to Intertrans.

SHAREHOLDER RETURN PERFORMANCE GRAPH

     The following graph shows a five-year comparison of cumulative returns for Intertrans, the Nasdaq Stock Market (U.S. and Foreign) and Nasdaq Trucking and Transportation Stocks Index. The total cumulative return on investment (change in month-end stock price plus reinvested dividends) for each of the periods for Intertrans, the Nasdaq Stock Market (U.S. and Foreign) and the Nasdaq Trucking and Transportation Index is based on the stock price or index at the end of fiscal 1988.

     The graph shall not be deemed to be soliciting material or to be filed with the SEC under the Securities Act or the Exchange Act or incorporated by reference in any documents so filed.

              COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURNS AMONG
                  INTERTRANS CORPORATION, NASDAQ STOCK MARKET
                  AND NASDAQ TRUCKING & TRANSPORTATION STOCKS

                                                                         NASDAQ
                                                                      TRUCKING &
      MEASUREMENT PERIOD       INTERTRANS    NASDAQ (US $ FOREIGN)     TRANSPORTA-
    (FISCAL YEAR COVERED)     CORPORATION       STOCK MARKET          TION STREETS
         10/31/89                 100.0            100.0                 100.0
         10/31/90                  86.3             75.2                  70.9
         10/31/91                 154.1            126.0                 109.4
         10/30/92                 138.3            141.1                 127.0
         10/29/93                 171.3            182.3                 164.0
         10/31/94                 191.5            182.4                 160.0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table provides information as of February 9, 1995, as to the ownership of Intertrans Common Stock by each person known by Intertrans to be the beneficial owner of 5% or more of Intertrans Common Stock:

                                                         AMOUNT AND NATURE OF
                                                              BENEFICIAL          PERCENT OF
             NAME AND ADDRESS OF BENEFICIAL OWNER            OWNERSHIP(1)           CLASS
        -----------------------------------------------  --------------------     ----------
        Luther King Capital Management Corporation.....         791,950              6.9%
          301 Commerce Street, Suite 1600
          Fort Worth, Texas 76102

- - ---------------

(1) Except as otherwise indicated, (a) none of the shares shown in this table or referred to in the notes hereto are shares of which the persons named in this table have the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) promulgated under the Exchange Act, and (b) each person named in this table possesses sole voting and investment power with respect to the shares shown as owned by such person.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the number of outstanding shares of Intertrans beneficially owned by (i) each director, (ii) each Named Intertrans Officer and (iii) all directors and executive officers as a group as of February 28, 1995:

                                                     AMOUNT AND NATURE OF
                                                          BENEFICIAL
                         MANAGEMENT                      OWNERSHIP(1)         PERCENT OF CLASS
        -------------------------------------------- --------------------     ----------------
        Sam N. Wilson...............................         476,335(2)              4.2
        Carsten S. Andersen.........................         470,538(3)              4.1
        Cesareo Llano...............................         222,589                 1.9
        David R. Pulk...............................         112,017(4)               *
        Sheldon Frankel.............................          57,500(5)               *
        W. Ted Minick...............................          43,800(6)               *
        John R. Witt................................          30,911(7)               *
        All directors and executive officers as a
          group (seven (7) persons).................       1,413,686(8)             12.4

- - ---------------
(1) Except as otherwise indicated, (a) none of the shares shown in this table or referred to in the notes hereto are shares of which the persons named in this table have the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) promulgated under the Exchange Act, and (b) each person named in this table possesses sole voting and investment power with respect to the shares shown as owned by such person.

(2) Includes 333,333 shares subject to options which are exercisable or will become exercisable within 60 days of the date hereof.

(3) Includes 990 shares owned by Mr. Andersen's spouse and 240,000 shares subject to options which are exercisable or will become exercisable within 60 days of the date hereof.

(4) Includes 150 shares owned by an adult child of Mr. Pulk who currently resides at Mr. Pulk's home and 37,167 shares subject to options which are exercisable or will become exercisable within 60 days of the date hereof.

(5) Includes 4,000 shares held in trust for the benefit of Mr. Frankel's adult children and 32,000 shares subject to options which are exercisable or will become exercisable within 60 days of the date hereof.

(6) Includes 26,000 shares subject to options which are exercisable or will become exercisable within 60 days of the date hereof.

(7) Includes 30,999 shares subject to options which are exercisable or will become exercisable within 60 days of the date hereof.

(8) Includes an aggregate of 699,499 shares subject to options held by directors and executive officers which are exercisable or will become exercisable within 60 days of the date hereof.

 * Represents less than 1% of the Intertrans Common Stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


CERTAIN EMPLOYMENT AGREEMENTS AND RELATED ARRANGEMENTS

     Chief Executive Officer -- Services Agreement and Option
Arrangements. Effective on August 7, 1992, Intertrans entered into a Services Agreement with Sam N. Wilson pursuant to which Mr. Wilson has agreed to serve as Chief Executive Officer for a three-year period, subject to a two-year extension if deemed appropriate by Mr. Wilson and Intertrans. The Services Agreement also calls for Mr. Wilson to provide consulting services to Intertrans for a ten-year period following the termination of his employment as Chief Executive Officer.

     As compensation for his services as Chief Executive Officer, Mr. Wilson will receive $200,000 per annum in salary, plus benefits and incentives. Among the benefits accorded to Mr. Wilson is an option to purchase 250,000 shares of Intertrans Common Stock (now 500,000 shares as a result of the two-for-one share dividend which was issued to all holders of record of Intertrans Common Stock as of June 21, 1993) under a Nonqualified Stock Option Agreement. These option shares have an exercise price equal to the fair market value on the date of grant and vest over a three-year period in equal amounts beginning one year after the August 7, 1992, date of grant. The vesting of these options will accelerate in the event of a change in control of Intertrans at which time all unexercised options become immediately exercisable. If Mr. Wilson's employment terminates by reason of his death, disability or resignation without Good Reason (as defined below), or if Intertrans terminates his employment for cause, Mr.Wilson (or his estate) will be entitled to receive any unpaid salary through the date of termination and exercise any stock options which are exercisable on the date of termination. In addition, if Mr. Wilson's employment terminates by reason of death, his estate or beneficiary will be entitled to receive a lump sum from Intertrans (discussed below). If Mr. Wilson terminates his employment for Good Reason, he will be entitled to receive unpaid salary through the date of termination, plus a severance amount equal to the sum of the aggregate annual salary for each year or portion thereof which he would have received had his employment not been terminated. In addition, Mr. Wilson will be entitled to exercise any stock options which are exercisable on the date of termination. "Good Reason" will be considered to exist with respect to any termination if there has been a material nonconsensual reduction in Mr. Wilson's duties and responsibilities, any reduction in Mr. Wilson's salary or other benefits or the occurrence of a change in control of Intertrans.

     Following his tenure as Chief Executive Officer, Mr. Wilson has agreed to provide consulting services to Intertrans for a ten-year period for $200,000 per annum. The consulting arrangement with Mr. Wilson will not come into effect, however, if Mr. Wilson's employment as Chief Executive Officer is terminated by Intertrans for cause or by Mr. Wilson without Good Reason. If Intertrans terminates Mr. Wilson's consulting services or Mr. Wilson voluntarily resigns following a change in control of Intertrans, Mr. Wilson will be entitled to receive unpaid compensation through the date of termination, plus a severance amount equal to the sum of the aggregate annual compensation for each year or portion thereof which he would have received had his consulting services not been terminated. In addition, Mr. Wilson will be entitled to exercise any stock options which are exercisable on the date of termination. If Mr. Wilson's consulting services are terminated by reason of his death, his estate will be entitled to receive any unpaid compensation for services rendered through the date of termination and exercise any stock options which are exercisable on the date of termination. In addition, Mr. Wilson's estate or beneficiary will be entitled to receive a lump sum payment of $2,000,000, less the sum of all compensation actually paid to Mr. Wilson for his consulting services. This obligation is fully insured by key man life insurance policies maintained by Intertrans.

     President -- Employment Agreement and Option Agreement. Effective on August 1, 1992, Intertrans entered into an Employment Agreement with Carsten S. Andersen in which Mr. Andersen has agreed to serve as President for a five-year period for a salary of $200,000 per annum, plus benefits and incentives. Among the benefits accorded to Mr. Andersen is an option to purchase 150,000 shares of Intertrans Common Stock (now 300,000 shares as a result of the two-for-one share dividend which was issued to all holders of record of Intertrans Common Stock as of June 7, 1993) under a Nonqualified Stock Option Agreement pursuant to the 1992 Plan. These option shares have an exercise price equal to the fair market value on the date of grant and vest over a three-year period in equal amounts beginning one year after the August 1, 1992, date of grant. The vesting of these options will accelerate in the event of a change in control of Intertrans at which time all unexercised options become immediately exercisable. For a two-year period following the expiration of the Employment Agreement, Mr. Andersen may be entitled to receive payments totalling $200,000 per annum in respect of an agreement not to compete with Intertrans in certain geographical areas during that period. However, the noncompetition covenant and the obligation to pay amounts to Mr. Andersen in respect thereof may be waived by Intertrans. If Intertrans terminates Mr. Andersen's employment for cause or Mr. Andersen voluntarily terminates his employment, Mr. Andersen will be entitled to receive unpaid salary through the date of termination and exercise any stock options which are exercisable on the date of termination. In addition, for a two-year period following termination, Mr. Andersen may be entitled to receive payments totalling $100,000 per annum in respect of an agreement not to compete with Intertrans in certain geographical areas during that period. Again, the noncompetition covenant and the obligation to pay amounts to Mr. Andersen in respect thereof may be waived by Intertrans. If Mr. Andersen's employment is terminated without cause, Mr. Andersen will be entitled to receive unpaid salary through the date of termination, plus a severance amount equal to the sum of the aggregate annual salary for each year or portion thereof which he would have received had his employment not been terminated. In addition, Mr. Andersen will be entitled to exercise any options which are exercisable on the date of termination and may be entitled to receive payments of $16,667 per month for each full month after August 1, 1997, up to a possible 24 months, during which he is precluded from competing with Intertrans. The noncompetition covenant and the obligation to pay amounts to Mr. Andersen in respect thereof may be waived by Intertrans. If Mr. Andersen's employment terminates by reason of death or disability, Mr. Andersen (or his estate) will be entitled to receive unpaid salary through the date of termination and exercise any stock options which are exercisable on the date of termination.

CERTAIN BUSINESS RELATIONSHIPS

     W. Ted Minick, a member of Intertrans' Board of Directors, is a director and shareholder of Winstead Sechrest & Minick P.C., a law firm that was retained during the last fiscal year and currently serves as independent legal counsel to Intertrans.

                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, Intertrans has duly caused this report to be signed on its behalf by the undersigned representative hereunto duly authorized.


                                    INTERTRANS CORPORATION
                                    (Registrant)


DATE: March 7, 1995                 BY: /s/ JOHN R. WITT
      -------------                     ----------------------------
                                            John R. Witt
                                            Chief Financial Officer
                                            (Principal Financial Officer)