Form 10-Q
period 1995-01-31
INTERTRANS CORP
filed 1995-03-17
CIK 737573

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-Q


(Mark one)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934
                For the quarterly period ended January 31, l995.

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----    SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________ to ___________

                            -----------------------

                             Commission File Number
                                    0-13081


                             INTERTRANS CORPORATION
             (Exact name of registrant as specified in its charter)


             TEXAS                                             75-1605156
(State of other jurisdiction of                           (I. R. S.  Employer
incorporation or organization)                           Identification Number)

                    125 E. John Carpenter Freeway, Suite 900
                              Irving, Texas 75062
                    (Address of principal executive offices)

                       Telephone number:  (214) 830-8888
              (Registrant's telephone number, including area code)

                            -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X        No
                                -----          -----

The number of shares outstanding of the Registrant's Common Stock, No Par Value, as of March 14, l995 was 11,490,332.

                    INTERTRANS CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                                January 31, 1995

                                     INDEX

                                                                                                  Page
                                                                                                 Numbers
                                                                                                 -------
PART I.  Financial Information

                 Consolidated Condensed Balance Sheets
                 January 31, 1995 (Unaudited) and October 31, 1994  . . . . . . . . . . . . .        3

                 Consolidated Condensed Statements of Operations
                 (Unaudited) - Three months ended January 31, 1995
                 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4

                 Consolidated Condensed Statements of Cash Flows
                 (Unaudited) - Three months ended January 31, 1995
                 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

                 Notes to Consolidated Condensed Financial
                 Statements (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .        6

                 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . . .      7-9


PART II.         Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    INTERTRANS CORPORATION AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets

                                                                       (Unaudited)
                                                                       January 31,               October 31,
                                                                          1995                      1994
                                                                    ----------------          ---------------
              Assets
              ------
Current assets:
     Cash and temporary cash investments  . . . . . . . . . . . .   $     12,325,715          $    14,858,502
     Marketable securities, at the lower
      of cost or market   . . . . . . . . . . . . . . . . . . . .            200,138                  200,138
     Accounts receivable, less allowance for
      doubtful accounts of $1,696,063 in 1995
      and $1,512,499 in 1994  . . . . . . . . . . . . . . . . . .         80,290,584               74,649,548
     Inventory, at cost   . . . . . . . . . . . . . . . . . . . .            545,168                  525,043
     Prepaid expenses and other current assets  . . . . . . . . .          9,418,146                7,364,426
     Deferred income taxes (See Note D)   . . . . . . . . . . . .            330,899                  287,755
                                                                    ----------------          ---------------
     Total current assets . . . . . . . . . . . . . . . . . . . .        103,110,650               97,885,412
                                                                    ----------------          ---------------

Property and equipment, at cost, net  . . . . . . . . . . . . . .         17,649,117               14,811,277
Notes receivable  . . . . . . . . . . . . . . . . . . . . . . . .          1,482,710                1,596,889
Intangible assets, net  . . . . . . . . . . . . . . . . . . . . .         16,316,293               11,791,783
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .          3,511,433                3,302,603
                                                                    ----------------          ---------------
                                                                    $    142,070,203          $   129,387,964
                                                                    ================          ===============
     Liabilities and Shareholders' Equity
     ------------------------------------
Current liabilities:
     Accounts payable   . . . . . . . . . . . . . . . . . . . . .   $     55,928,834          $    49,772,781
     Income taxes payable   . . . . . . . . . . . . . . . . . . .          3,516,554                2,206,713
     Accrued expenses and other liabilities   . . . . . . . . . .         11,993,083                8,367,048
                                                                    ----------------          ---------------
     Total current liabilities  . . . . . . . . . . . . . . . . .         71,438,471               60,346,542
                                                                    ----------------          ---------------

Note payable  . . . . . . . . . . . . . . . . . . . . . . . . . .          1,066,226                        -
Deferred income taxes (See Note D)  . . . . . . . . . . . . . . .            273,415                  302,534
Shareholders' equity:
     Preferred stock at $10 par value.  Authorized
      2,000,000 shares; none issued   . . . . . . . . . . . . . .                  -                        -
     Common stock at no par value.  Authorized
      23,000,000 shares; issued 12,269,956 in 1995
      and 12,211,159 shares in 1994   . . . . . . . . . . . . . .         26,471,215               26,310,392
     Additional paid-in capital   . . . . . . . . . . . . . . . .             25,000                   25,000
     Retained earnings (See Note D)   . . . . . . . . . . . . . .         49,683,079               47,729,837
     Foreign currency translation adjustment  . . . . . . . . . .            180,005                1,059,331
     Valuation reserve on noncurrent marketable
      equity securities   . . . . . . . . . . . . . . . . . . . .              7,470                        -
     Treasury stock, 889,742 shares in 1995 and
      836,742 shares in 1994, at cost   . . . . . . . . . . . . .         (7,074,678)              (6,385,672)
                                                                    ----------------          ---------------
          Total shareholders' equity  . . . . . . . . . . . . . .         69,292,091               68,738,888
                                                                    ----------------          ---------------
                                                                    $    142,070,203          $   129,387,964
                                                                    ================          ===============

                    INTERTRANS CORPORATION AND SUBSIDIARIES
                Consolidated Condensed Statements of Operations

                  Three Months ended January 31, 1995 and 1994
                                  (Unaudited)


                                                                          1995                      1994
                                                                    ----------------          ---------------
Revenues:
     Gross freight and related services   . . . . . . . . . . . .   $    124,805,804          $   104,210,698
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .            637,109                  529,251
                                                                    ----------------          ---------------
                Gross revenues  . . . . . . . . . . . . . . . . .        125,442,913              104,739,949
     Less charges paid as agent for ocean
       freight and other services   . . . . . . . . . . . . . . .        (49,042,149)             (45,682,863)
                                                                    ----------------          ---------------
                Net revenues  . . . . . . . . . . . . . . . . . .         76,400,764               59,057,086
                                                                    ----------------          ---------------
Costs and expenses:
     Direct transportation costs  . . . . . . . . . . . . . . . .         53,314,486               38,684,972
     Selling, general and administrative  . . . . . . . . . . . .         19,014,974               17,019,853
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .            435,984                  356,201
                                                                    ----------------          ---------------
                Total costs and expenses  . . . . . . . . . . . .         72,765,444               56,061,026
                                                                    ----------------          ---------------
                Operating earnings  . . . . . . . . . . . . . . .          3,635,320                2,996,060
Other income  . . . . . . . . . . . . . . . . . . . . . . . . . .            185,738                  114,063
                                                                    ----------------          ---------------
                Earnings before income taxes  . . . . . . . . . .          3,821,058                3,110,123
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .          1,301,260                  971,167
                                                                    ----------------          ---------------
                Net earnings  . . . . . . . . . . . . . . . . . .   $      2,519,798          $     2,138,956
                                                                    ================          ===============

Earnings per common share and common share
  equivalent  . . . . . . . . . . . . . . . . . . . . . . . . . .              $ .21                    $ .18
                                                                               =====                 ========

Weighted average number of common shares and
  common equivalents outstanding  . . . . . . . . . . . . . . . .         12,155,525               12,058,749
                                                                    ================          ===============

                    INTERTRANS CORPORATION AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows

                  Three Months ended January 31, 1995 and 1994
                                  (Unaudited)


                                                                          1995                      1994
                                                                    -----------------         -----------------
Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .   $      2,519,798          $     2,138,956
Depreciation and amortization . . . . . . . . . . . . . . . . . .            946,734                  715,195
Additional adjustments to reconcile net
  earnings to net cash provided by operating
  activities  . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,177,013)              (2,360,193)
                                                                    ----------------          ---------------
     Net cash provided by operating activities  . . . . . . . . .          1,289,519                  493,958
                                                                    ----------------          ---------------

Cash flows from investing activities:
 Additions to property and equipment  . . . . . . . . . . . . . .         (1,020,460)              (2,250,331)
 Acquisitions, less $1,800,865 cash acquired  . . . . . . . . . .         (1,726,388)                       -
 Collections on notes receivable  . . . . . . . . . . . . . . . .             54,329                  183,870
 Sales of property and equipment  . . . . . . . . . . . . . . . .              3,199                        -
                                                                    ----------------          ---------------
     Net cash used in investing activities  . . . . . . . . . . .         (2,689,320)              (2,066,461)
                                                                    ----------------          ---------------

Cash flows from financing activities:
 Proceeds from exercise of stock options  . . . . . . . . . . . .            160,823                  990,835
 Purchase of treasury stock . . . . . . . . . . . . . . . . . . .           (689,006)                       -
 Payment of dividends . . . . . . . . . . . . . . . . . . . . . .           (566,557)                (555,066)
                                                                    ----------------          ---------------
     Net cash (used in) provided by financing activities  . . . .         (1,094,740)                 435,769
                                                                    ----------------          ---------------

Effect of exchange rate changes on cash flows . . . . . . . . . .            (38,246)                 192,749
                                                                    ----------------          ---------------

     Net decrease in cash   . . . . . . . . . . . . . . . . . . .         (2,532,787)                (943,985)


Cash and equivalents at beginning of period . . . . . . . . . . .         14,858,502               10,716,091
                                                                    ----------------          ---------------
Cash and equivalents at end of period . . . . . . . . . . . . . .   $     12,325,715          $     9,772,106
                                                                    ================          ===============


Cash payments for income taxes aggregated $271,034 and $155,488 for the three months ended January 31, 1995 and 1994, respectively. Cash payments for interest on short-term and long-term borrowings aggregated $46,459 and $26,826 for the three months ended January 31, 1995 and 1994, respectively.

                    INTERTRANS CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements

                                January 31, 1995
                                  (Unaudited)

(A)      General

The accompanying consolidated condensed financial statements for the three months ended January 31, 1995 and 1994 have been prepared by Intertrans Corporation (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the operating results of the period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-K filed with the SEC on January 27, 1995 for the fiscal year ended October 31, 1994.

(B)      Treasury Stock

The Company announced on May 12, 1994 the authorization by its Board of Directors for repurchase of up to 400,000 shares of its outstanding common stock from time to time at prices deemed acceptable to the Company. At the time of publication of this report, and subsequent to May 12, 1994, the Company had purchased 103,142 shares of common stock under this repurchase program. Prior to May 12, 1994, the Company had previously purchased 786,600 shares of common stock.

(C)      Earnings Per Share

Earnings per common share and common share equivalent are based on the weighted average number of common shares outstanding and equivalent shares from dilutive stock options.

(D)      Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(E)      Acquisitions

During the first quarter of 1995, the Company purchased interests in freight forwarding operations in The Netherlands and Sweden, and acquired the remaining minority interest in its German subsidiary for an aggregate of approximately $6,376,000. The Company paid $3,526,000 at closing before giving effect to approximately $1,800,000 in recorded cash balances of the acquired companies. Under one of these agreements, a portion of the purchase price is payable over a two year period and may be adjusted due to results of operations and certain other factors. The Company has recorded approximately $2,850,000 as an estimated liability for this obligation. The acquisitions have been accounted for under the purchase method of accounting and operations since acquisition dates have been included in the consolidated statement of earnings. The purchase prices have been allocated to assets and liabilities based on estimated fair values at the respective dates of acquisitions. Approximately $4,730,000 has been recorded as excess cost over net assets acquired in connection with the combined purchases and is being amortized on a straight-line basis over 20 to 40 years. The acquisition of these companies will further enhance the Company's capabilities in the European marketplace due to their strategic location, superior distribution and logistical capabilities and excellent reputation.

Pro forma results of operations for fiscal years 1995 and 1994 as if these acquisitions had occurred on November 1, 1993, would not materially differ from reported results of operations.

(F)      Proposed Merger

On February 14, 1995, it was announced that Intertrans Corporation had entered into a definitive agreement to merge with Fritz Companies, Inc., based in San Francisco, California, through an exchange of Fritz common stock for Intertrans common stock. Under the terms of the agreement, Intertrans shareholders will receive between .38 and .39 of a share of Fritz common stock for each Intertrans share depending on the price of Fritz common stock prior to the closing of the transaction. The agreement further provides both sides with termination rights under certain circumstances related to the trading price of Fritz common stock. The transaction, which is subject to regulatory approvals and approval by both companies' stockholders, is expected to close in the second calendar quarter of 1995.


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JANUARY 31, 1995 VERSUS 1994

CONSOLIDATED GROSS REVENUES increased in the first quarter 1995 to $125,442,913 compared to $104,739,949 in 1994. This increase is primarily attributable to higher shipment levels in the Company's US operations combined with approximately $3,340,000 of revenues generated by freight forwarding companies acquired during the first quarter of 1995.

CONSOLIDATED NET REVENUES (which represent gross revenues less certain "pass-through" charges, including charges paid as agent for ocean freight shipments, foreign collect freight and custom duties) increased 29.4% in the first quarter 1995 to $76,400,764 from $59,057,086 for 1994, primarily as a result of increased gross revenues related to the Company's airfreight forwarding operations. Freight forwarding companies acquired during the first quarter of 1995 contributed approximately $2,272,000 to consolidated net revenues.

DIRECT TRANSPORTATION COSTS as a percentage of net revenues increased to 69.8% in the first quarter 1995 versus 65.5% in the first quarter 1994. This increase primarily reflects higher net transportation rates charged by the Company's air carriers compared to 1994. These higher rates are predominantly due to increased air cargo traffic which has reduced the carriers' excess capacity and increased competition for cargo space. Additionally, the Company has experienced increased competitive pressures which have prevented it from passing on all of the higher transportation costs to its customers. Hedging of foreign currency exposure related to freight transactions reduced direct transportation costs by $223,802 in 1995, as compared to $147,300 in 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES as a percentage of net revenue decreased to 24.9% in 1995 from 28.8% in 1994. This percentage decrease is attributed to substantially higher net revenues in 1995. Selling, general and administrative expenses increased $1,995,121 in the first quarter 1995 as compared to the first quarter 1994. This increase is primarily the result of an increase in field operating expenditures related to the higher level of business activity during 1995, and approximately $710,000 of expenses relating to acquired freight forwarding operations opened during the first quarter 1995.

OPERATING EARNINGS for the first quarter 1995 were $3,635,320, representing a 21.3% increase from $2,996,060 in 1994. This increase is primarily the result of significantly higher levels of business activity in 1995 combined with a relatively slower growth rate in general and administrative expenses. The Company's airfreight forwarding operations continued to be the primary contributor to operating earnings during the first quarter 1995.

NET EARNINGS increased 17.8% to $2,519,798 for the first quarter 1995 from $2,138,956 in 1994. This increase is primarily attributable to increases in shipment levels and revenues generated from airfreight forwarding operations.

THE EFFECTIVE INCOME TAX RATE was 34.1% in the first quarter 1995 compared to 31.2% for the same period in 1994. The overall effective tax rate for the first quarter 1995 compared to the first quarter 1994 has increased as a result of significant changes in the mix of taxable income from foreign operations. This is primarily the result of a decrease in income generated overseas in connection with the Commonwealth of Independent States (CIS), formerly the Soviet Union, during the first quarter of 1995 as compared to the first quarter 1994.

IMPACT OF INFLATION: To date, the Company does not believe its business has been adversely affected by inflation. Additionally, because the Company has no significant interest bearing debts, it is not subject to significant impacts on earnings as a result of fluctuations in interest rates. Although the Company does not expect inflation to have a materially negative effect on its business, if competitive factors were to prevent the Company from passing general carrier rate increases and other inflationary costs to its customers, the Company could be adversely affected.

FOREIGN CURRENCY EXPOSURE: In accordance with industry practices, the Company is often required to collect funds in one currency and remit payment in a different currency, thereby subjecting it to risk from currency fluctuations. In such circumstances the Company is normally able to include in billings to its customers, an amount sufficient to cover such currency risk. Additionally, significant currency exposures are hedged as deemed appropriate. To the extent that currency transaction losses and gains are realized, they are reflected in direct transportation costs. The Company currently has no significant unhedged monetary assets, liabilities or commitments, nor does the Company foresee any need to repatriate to the United States cash held by foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL of the Company as of January 31, 1995 was $31,672,179 compared to $37,538,870 at October 31, 1994. Working capital as a percentage of total assets decreased to 22.3% at January 31, 1995 compared to 29.0% at October 31, 1994. The ratio of current assets to current liabilities was 1.44 at January 31, 1995, and 1.62 at October 31, 1994.

CASH AND CASH EQUIVALENTS decreased to $12,325,715 at January 31, 1995 compared to $14,858,502 at October 31, 1994, a decrease of $2,532,787. This decrease in cash and cash equivalents is due primarily to cash used in investing activities relating to acquisitions and capital expenditures.

During the first quarter of 1995, the Company purchased interests in freight forwarding operations in The Netherlands and Sweden, and acquired the remaining minority interest in its German subsidiary for an aggregate of approximately $6,376,000. The Company paid $3,526,000 at closing before giving effect to approximately $1,800,000 in recorded cash balances of the acquired companies. Under one of these agreements, a portion of the purchase price is payable over a two year period and may be adjusted due to results of operations and certain other factors. The Company has recorded approximately $2,850,000 as an estimated liability for this obligation. The acquisitions have been accounted for under the purchase method of accounting and operations since acquisition dates have been included in the consolidated statement of earnings. The purchase prices have been allocated to assets and liabilities based on estimated fair values at the respective dates of acquisitions. Approximately $4,730,000 has been recorded as excess cost over net assets acquired in connection with the combined purchases and is being amortized on a straight-line basis over 20 to 40 years. The acquisition of these companies will further enhance the Company's capabilities in the European marketplace due to their strategic location, superior distribution and logistical capabilities and excellent reputation.

Pro forma results of operations for fiscal years 1995 and 1994 as if these acquisitions had occurred on November 1, 1993, would not materially differ from reported results of operations.

Capital expenditures during the first quarter 1995 totaled approximately $1,000,000. These expenditures related primarily to development of global communications and information network systems and upgrades to computer related equipment.

Additional expenditures during the first quarter 1995 resulted from the payment of a $0.05 per share dividend totaling approximately $566,600 and the purchase of treasury stock totaling approximately $689,000. These expenditures were offset by cash inflows provided by operating activities in the amount of $1,289,519.

Historically, the Company has generated cash from operations which, together with the proceeds of the Company's public offerings, have been sufficient to meet its operating needs and to finance its capital expenditures. The Company maintains working capital lines of credit both domestically and internationally to meet local cash requirements due to periodic fluctuations of working capital. In management's opinion, expected future cash generated from operations together with the Company's available cash and sources of credit will be sufficient to satisfy anticipated needs for working capital, capital expenditures and fixed charges.

Subsequent to January 31, l995, the Board of Directors declared a cash dividend of $0.05 per share on the Company's no par value common stock payable on March 30, l995, in the approximate amount of $574,500.

The Company has committed to outlay cash for the purpose of constructing a large warehouse and distribution facility in Singapore. The building is due to be completed in fiscal year 1996 for a total cost of approximately $6,600,000. The Company has also committed to development of an enhanced global communications and information network system estimated to be completed in 1997. The Company estimates approximately $7,000,000 will be spent worldwide, over the life of the project, on engineering and implementation. This system should allow the Company, its subsidiaries, and key customers and vendors the capability to communicate more effectively and efficiently with regards to the movement of freight around the world and improve management reporting of shipment and financial information.

On February 14, 1995, it was announced that Intertrans Corporation had entered into a definitive agreement to merge with Fritz Companies, Inc., based in San Francisco, California, through an exchange of Fritz common stock for Intertrans common stock. Under the terms of the agreement, Intertrans shareholders will receive between .38 and .39 of a share of Fritz common stock for each Intertrans share depending on the price of Fritz common stock prior to the closing of the transaction. The agreement further provides both sides with termination rights under certain circumstances related to the trading price of Fritz common stock. The transaction, which is subject to regulatory approvals and approval by both companies' stockholders, is expected to close in the second calendar quarter of 1995.

                    INTERTRANS CORPORATION AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION



ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herein:

         (11.1)  Statement re:  computation of earnings per share

         (27)    Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the first quarter of its fiscal year ending October 31, 1995.

                             INTERTRANS CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               INTERTRANS CORPORATION
                               ----------------------
                                    (Registrant)



Date:     March 16, 1995                         Sam N. Wilson
       -----------------------                 -------------------------------
                                                 Sam N. Wilson
                                                 Chairman of the Board and
                                                   Chief Executive Officer
                                                 (Principal Executive Officer)



Date:     March 16, 1995                         John R. Witt
       -----------------------                 -------------------------------
                                                 John R. Witt
                                                 Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                                                                    EXHIBIT 11.1




                    INTERTRANS CORPORATION AND SUBSIDIARIES
                       COMPUTATION OF PER SHARE EARNINGS

                                                                      For The Three Months Ended
                                                                             January 31,
                                                                    1995                     1994
                                                                   -------                  -------
                                                                        (Amounts in thousands,
                                                                      except per share amounts)
PRIMARY

Average common shares outstanding                                   11,371                   11,119
Net effect of dilutive stock options-based
  on the treasury stock method using
  average market price                                                 785                      940
                                                                   -------                  -------

Total                                                               12,156                   12,059
                                                                   =======                  =======

Net earnings                                                       $ 2,520                  $ 2,139
                                                                   =======                  =======

Net earnings per common share                                      $   .21                  $   .18
                                                                   =======                  =======


FULLY DILUTED

Average common shares outstanding                                   11,371                   11,119
Net effect of dilutive stock options-based
  on the treasury stock method using the
  quarter-end market price, if higher than
  average market price                                                 839                    1,034
                                                                   -------                   ------

Total                                                               12,210                   12,153
                                                                   =======                  =======

Net earnings                                                       $ 2,520                  $ 2,139
                                                                   =======                  =======

Net earnings per common share                                      $   .21                  $   .18
                                                                   =======                  =======